Form 10-K
period 2025-12-31
Benchmark 2025-V19 Mortgage Trust
filed 2026-03-30
CIK 2093117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

333-286596-02

(Commission File Number of issuing entity)

0002093117

(Central Index Key Number of issuing entity)

Benchmark 2025-V19 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-286596

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

German American Capital Corporation

(Central Index Key Number: 0001541294)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

Barclays Capital Real Estate Inc.

(Central Index Key Number: 0001549574)

(Exact name of sponsors as specified in their respective charters)

35-2933531
New York	35-2933532 35-2933533
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

Richard Simpson (212) 816-5343

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

EXPLANATORY NOTES

1 The Empire Mall mortgage loan, which represented approximately 6.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Empire Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2025-5C7 PSA.

2 The 9911 Belward mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 9911 Belward mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2025-V18 PSA.

3 The 1700 Pavillion mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1700 Pavillion mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2025-V15 PSA.

4 The Central Arts Plaza mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Central Arts Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2025-5C38 PSA.

5 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Torchlight Loan Services LLC, as special servicer under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced, (ii) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced, (iii) Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced and (iv) Rialto Capital Advisors, LLC, as special servicer under BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced, are not included in this report on Form 10-K because each of Torchlight Loan Services LLC, Rialto Capital Advisors, LLC, and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the WFCM 2025-5C7 PSA, the Benchmark 2025-V18 PSA, the Benchmark 2025-V15 PSA, and the BBCMS 2025-5C38 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB as trustee under the Benchmark 2025-V19 PSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB as trustee under the Benchmark 2025-V19 PSA.

6 This annual report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced, (ii) Trimont LLC, as master servicer under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced, (iii) Torchlight Loan Services LLC, as special servicer under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced, (iv) Trimont, LLC as master servicer under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced, (v) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced, (vi) Trimont LLC, as master servicer under BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced, and (vii) Rialto Capital Advisors, LLC, as special servicer under BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced, because each of CWCapital Asset Management LLC, Trimont LLC, Torchlight Loan Services LLC, and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the WFCM 2025-5C7 PSA, the Benchmark 2025-V18 PSA, the Benchmark 2025-V15 PSA, and the BBCMS 2025-5C38 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for Benchmark 2025-V19 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on December 11, 2025, pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1

Pooling and Servicing Agreement, dated as of December 1, 2025 (the “Benchmark 2025-V19 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a division of PNC Bank, National Association, as master servicer and as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 9, 2025, and filed by the registrant on December 23, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).

4.2

Pooling and Servicing Agreement, dated as of December 1, 2025 (the “WFCM 2025-5C7 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Midland Loan Services, a division of PNC Bank, National Association, as master servicer and as a special servicer, CWCapital Asset Management LLC, as a special servicer, KeyBank National Association, as a special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A dated December 9, 2025, and filed by the registrant on December 23, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of October 1, 2025 (the “Benchmark 2025-V18 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Trimont LLC, as master servicer, Torchlight Loan Services, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 9, 2025, and filed by the registrant on December 11, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).  (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of June 1, 2025 (the “Benchmark 2025-V15 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Trimont LLC, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 9, 2025, and filed by the registrant on December 11, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).  (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of November 1, 2025 (the “BBCMS 2025-5C38 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Trimont LLC, as master servicer, Rialto Capital Advisors, LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 9, 2025, and filed by the registrant on December 11, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).  (see Explanatory Note #4)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #5)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and, in such capacity, as back-up advancing agent

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced (see Exhibit 33.1)

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced (see Exhibit 33.3)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced (see Exhibit 33.9)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced (see Exhibit 33.10)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 33.11)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 33.9)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 33.10)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 33.15)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 33.11)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 33.8)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 33.9)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 33.10)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 33.15)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #5)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer

34.2

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and, in such capacity, as back-up advancing agent

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced (see Exhibit 34.1)

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced (see Exhibit 34.3)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced (see Exhibit 34.9)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced (see Exhibit 34.10)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Benchmark 2025-V18 PSA pursuant to which the 9911 Belward mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 34.11)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 34.9)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 34.10)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Benchmark 2025-V15 PSA pursuant to which the 1700 Pavillion mortgage loan is serviced (see Exhibit 34.15)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 34.11)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 34.8)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 34.9)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 34.10)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2025-5C38 PSA pursuant to which the Central Arts Plaza mortgage loan is serviced (see Exhibit 34.15)

35	Servicer compliance statements. (see Explanatory Note #6)

35.1	Servicer compliance statement, Midland Loan Services, a division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4

Servicer compliance statement, Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the WFCM 2025-5C7 PSA pursuant to which the Empire Mall mortgage loan is serviced (see Exhibit 35.1)

99.1

Mortgage Loan Purchase Agreement, dated as of December 23, 2025, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 9, 2025, and filed by the registrant on December 11, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of December 23, 2025, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated December 9, 2025, and filed by the registrant on December 11, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of December 23, 2025, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated December 9, 2025, and filed by the registrant on December 11, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of December 23, 2025, by and among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Capital Real Estate Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated December 9, 2025, and filed by the registrant on December 11, 2025 under Commission File No. 333-286596-02, and is incorporated by reference herein).

(b)
The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
(c)
Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President